Form 10-Q
period 2011-09-30
PAVANA POWER Corp
filed 2011-11-21
CIK 1523567

UNITED STATES
SECURIITES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011.

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________.

Commission File Number: 333-177499

PAVANA POWER CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	27-1236803
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2000 Webber Street, #3113, Sarasota, Florida 34238
(Address of principal executive offices)
(416) 918-6987
(Registrant’s telephone number, including area code)

 (Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☐ Yes ☑ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐		☑
(do not check if a smaller reporting company)		Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes☐  No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of November 14, 2011, there were 99,765,228 common shares issued and outstanding.

Pavana Power Corporation
(A Development Stage Company)
Financial Statements (unaudited)
For the 9-month periods ended September 30, 2011 and 2010
(Amounts expressed in US Dollars)

Index

Interim Balance Sheets as at September 30, 2011 (unaudited) and September 31, 2010 (audited)	4

Interim Statements of Operations and Comprehensive Loss for the 9-month periods ended September 30, 2011 and September 30, 2010 and for the cumulative period since inception (unaudited)	5

Interim Statements of Stockholders’ Equity (Deficiency) for the period since inception to September 30, 2011 (unaudited)	6

Interim Statements of Cash Flows for the 9-month periods ended September 30, 2011 and September 30, 2010 and for the cumulative period since inception (unaudited)	7

Condensed Notes to Consolidated Interim Financial Statements (unaudited)	8

PART I—FINANCIAL INFORMATION

ITEM 1 . FINANCIAL STATEMENTS.

PAVANA POWER CORPORATION
(A Development Stage Company)
Balance Sheet
As of September 30, 2011 (unaudited) and December 31, 2010 (audited)
(Amounts expressed in US Dollars)

	September 30	December 31
	2011	2010
	(unaudited)	(audited)
ASSETS

Loan receivable from related parties (Note 6)	15,000	15,000
License for SWEG technology (Note 4)	100	100

	15,100	15,100

LIABILITIES
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	7,000	4,000
Loan Payable to Boreas Research Corporation (Note 5)	540,000	540,000
	547,000	544,000

Going Concern (Note 2)
Contingent Liabilities (Note 13)

STOCKHOLDERS’ (DEFICIENCY)

Capital Stock (Note 7)	99,766	99,766
Additional paid-in Capital	(599,666)	(599,666)
Deficit, accumulated during the development stage	(31,968)	(28,971)
Total Stockholders' Equity (Deficit) of the Company	(531,868)	(528,871)
Non-controlling interest	(32)	(29)
	(531,900)	(528,900)

	15,100	15,100

The accompanying notes form an integral part of these Financial Statements

PAVANA POWER CORPORATION
(A Development Stage Company)
Statements of Operations and Comprehensive Loss
For the 9 month periods ended September 30, 2011 and 2010 and the cumulative period since inception
(Amounts expressed in US Dollars)

		9 Months	9 Months
	Cumulative	ended	ended
	Since	September 30	September 30
	Inception	2011	2010
	$	$	$
OPERATING EXPENSES

Marketing Expenses	25,000	-	-
General and Administrative expenses	7,000	3,000	-
	32,000	3,000	-

NET LOSS	(32,000)	(3,000)	-

Net loss attributable to non-controlling interests	(32)	(3)	-

Net loss attributable to the Company	(31,968)	(2,997)	-

Net loss per share, basic and diluted		$(0.00)	$-

Weighted average common shares outstanding	99,765,228	99,765,228	74,892,603

COMPREHENSIVE LOSS
Net loss	(3,000)	(3,000)	-

Other comprehensive loss	-	-	-

Comprehensive loss	(3,000)	(3,000)	-

Comprehensive loss attributable to non-controlling Interest	(3)	(3)	-

Comprehensive loss attributable to the Company	(2,997)	(2,997)	-

The accompanying notes form an integral part of these Financial Statements

PAVANA POWER CORPORATION
(A Development Stage Company)
Statement of Changes in Stockholders’ Equity (Deficiency)
For the period since inception to September 30, 2011
(Amounts expressed in US Dollars)

	Common stock - dollar amount at par value	Common stock - number of shares		Additional paid-in capital (discount)		Deficit and comprehensive loss accumulated during the development stage		Total stockholders' equity (deficit) of the Company		Non-controlling interests		Total stockholders' equity (deficit)
		$		$		$		$		$		$
Balance at March 22, 2010
Issuance of common stock for cash	0.100		100						0				0
99,665,228:1 stock split	99,666		99,665,128		(99,666)				-				-
Purchase of SWEG technology license					(599,900)				(599,900)				(599,900)
Issuance of stock for services	100		100,000		99,900				100,000				100,000
Net Loss							(28,971)		(28,971)		(29)		(29,000)

Balance as of December 31, 2010	99,766		99,765,228		(599,666)		(28,971)		(528,871)		(29)		(528,900)

Net Loss							(2,997)		(2,997)		(3)		(3,000)

Balance as of September 30, 2011	99,766		99,765,228		(599,666)		(31,968)		(531,868)		(32)		(531,900)

The accompanying notes form an integral part of these Financial Statements

PAVANA POWER CORPORATION
(A Development Stage Company)
Statements of Cash Flows
For the 9 month periods ended September 30, 2011 and 2010 and the cumulative period since inception
(Amounts expressed in US Dollars)

		9 Months	9 Months
	Cumulative	ended	ended
	Since	September 30	September 30
	Inception	2011	2010
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(3,000)	(3,000)	-
Adjustments for items not affecting cash
Increase in accounts payable and accrued liabilities	7,000	3,000	-

Net cash used in operating activities	4,000	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Loans to related parties	(15,000)	-	(100,000)
Proceeds from issuance of capital stock	100,000	-	100,000
Loan from Boreas Research Corporation, net (Note 5)	540,000	-	-
Acquisition of India technology license	(600,000)	-	-

Net cash provided by financing activities	25,000	-	-

NET INCREASE (DECREASE) IN CASH	-	-	-

Cash, beginning of period	-	-	-

CASH, END OF PERIOD	-	-	-

INCOME TAXES PAID	-	-	-

INTEREST PAID	-	-	-

The accompanying notes form an integral part of these Financial Statements

Pavana Power Corporation
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2011
(Amounts expressed in US Dollars)

1 GENERAL

Description of the Business

Pavana Power Corporation (the “Company”) was incorporated in the State of Nevada on April 21, 2010. The Company is a 99.9% owned subsidiary of First National Energy Corporation.

The Company’s business purpose is the provision of wind-driven solutions for power generation. Current projects for the Company are the completion of power generation projects from supplemental wind generation technologies.

2 GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not generated any revenues from its planned principal operations from inception through September 30, 2011, has negative working capital and expects further losses in the development of its business. Management has plans to raise cash through debt offerings once the sales of the technologies begin. The personnel, facilities and equipment required for successfully completing the business model have been identified but until the resources are available, have not been acquired or engaged. In the period prior to the onset of operations, the Company will undertake to raise further cash through further capital offerings. There is no assurance that the Company will be successful in raising additional capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Pavana Power Corporation
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2011
(Amounts expressed in US Dollars)

3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. These financial statements have, in management’s opinion, been properly prepared within the framework of the accounting policies summarized below.

a) Use of Estimates

The determination of assets and liabilities, and correspondingly revenues and expenses, depend on future events and involves the use of estimates and assumptions. Actual amounts may differ from these estimates. Significant estimates include the recording of accrued liabilities and the determination of the valuation allowance for deferred tax assets.

b) Financial Instruments

The carrying amounts of the Company’s accounts payable and accrued liabilities and loans payable approximate their fair values, because of the short maturity of these instruments.

c) Income Taxes

Deferred income taxes are provided using the asset and liability method of accounting. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities. Current income tax expense (recovery) is the amount of income taxes expected to be payable (recoverable) for the current year. A deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax losses. Valuation allowances are established when necessary to reduce the deferred tax asset to the amount expected to be "more likely than not" to be realized in future returns. Tax law and rate changes are reflected in income in the period such changes are enacted.

d) Comprehensive Income (Loss)

Comprehensive income (loss) as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income (loss), which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. The Company does not have any items that affect comprehensive income (loss) since inception to September 30, 2010.

Pavana Power Corporation
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2011
(Amounts expressed in US Dollars)

e) Intangible Assets

Intangible assets, which include the technology licenses (SWEG), are recorded at the cost of acquisition or at the carrying amount for a non-arm’s length acquisition and are amortized over the estimated useful life of 10 years on a straight line basis.

f) Development Stage Company

The Company complies with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915 (SFAS 7) for its characterization of the Company as a development stage company.

g) Recent Accounting Pronouncements

In September 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Financial Statements, an amendment of ARB No. 51 (included in FASB codification topic ASC 810-10). ASC 810-10 changes the accounting and reporting for minority interests, which is re-characterized as non-controlling interest and classified as a component of equity within the balance sheets. SFAS No. 160 was effective as of the beginning of the first fiscal year beginning on or after September 15, 2008. The adoption of this new guidance did not have a material impact on the Company’s financial position or results of operations.

In September 2010, the FASB issued an Accounting Standards Update 2010-28 ("ASU 2010-28"), "Intangibles-Goodwill and Other (Topic 350)". ASU 2010-28 amends ASC Topic 350. ASU 2010-28 clarifies the requirement to test for impairment of goodwill. ASC Topic 350 requires that goodwill be tested for impairment if the carrying amount of a reporting unit exceeds its fair value. Under ASU 2010-28, when the carrying amount of a reporting unit is zero or negative an entity must assume that it is more likely than not that a goodwill impairment exists, perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment. The modifications to ASC Topic 350 resulting from the issuance of ASU 2010-28 are effective for fiscal years beginning after September 15, 2010 and interim periods within those years. Early adoption is not permitted. The provisions of ASU 2010-28 are not expected to have a material effect on the financial position, results of operations or cash flows of the Company.

There are no other Accounting Standards updates adopted by the Company or issued during the year, that had a material effect on the financial statements or that are expected to have a material impact on the financial statements in future periods.

4 LICENSE FOR SWEG TECHNOLOGY

	2010
	Cost	Accumulated Amortization	Net Book Value

Indian Technology License	$100	$-	$100
	$100	$-	$100

Pavana Power Corporation
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2011
(Amounts expressed in US Dollars)

5 LOAN PAYABLE TO BOREAS RESEARCH CORPORATION

2010

Loan Payable to Boreas Research Corporation	$540,000
$540,000

On March 22, 2010, the Company acquired an exclusive territorial 25 year SWEG Technology license for the Republic of India (“India”), from Boreas Research Corporation (‘Boreas”). The stockholders of Boreas hold a controlling interest in the Company through their controlling interest in First National Energy Corporation. The technology of Boreas maximizes the energy productivity of existing wind turbines by capturing energy that flows through and underneath existing wind turbine systems. The consideration due from the Company to Boreas for the license was a deferred cash payment of $600,000, and a future royalty equal to 5% of the subsidiary’s “EBITDA” (revenues before interest, taxes, depreciation and amortization) from exploitation of the acquired license.

On November 8, 2010, Pavana paid Boreas $60,000 as a payment due under the India technology license agreement, leaving a balance of cash consideration due of $540,000. The remaining debt is non-interest bearing and is without any fixed repayment terms.

In accordance with Topic ASC 850, Related Party Disclosures, Pavana recorded the acquisition of the SWEG technology license for the geographical territory of India, at the carrying amount of the license technology acquired which was $100 and the balance of the cash consideration of $599,900 was accounted for as additional paid in capital.

6. LOAN RECEIVABLE FROM RELATED PARTY

During 2010, the Company requested a related company (related by virtue of same management and ownership) to use their bank account to record transactions as it had not yet set up its own account. The balance in this account at the year-end, held by the related company, was $15,000 and will be remitted to the company upon request.

Pavana Power Corporation
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2011
(Amounts expressed in US Dollars)

7 CAPITAL STOCK

a) Authorized

300,000,000 Common shares with a par value of $0.001 per share

b) Issued

99, 765, 228 Common shares

c) Changes to Issued Share Capital

- On the date of incorporation, April 21, 2010, the Company issued to their parent, First National Energy Corporation, 100 shares for a nominal $0.10. The Company then declared a 997,625.28:1 stock split

- On April 14, 2010, the Company’ issued 100,000 units, at a price of $1.00 per unit, to an arm’s length purchaser for gross proceeds of $100,000 as part of a private placement for up to $1,000,000. Each unit consists of one common share and one common share purchase warrant entitling the holder to purchase one warrant share at an exercise price of $0.50 per share. The warrants are exercisable on the date of issuance of the units for a period of 1 (one) year until April 14, 2011. This resulted in a non-controlling interest holding of 0.1% of Pavana with the balance of the outstanding shares held by First National Energy Corporation

8. SEGMENTED INFORMATION

The Company operates in only one business segment, namely the development of alternative energy sources. All of the Company’s assets are located in the United States of America.

9. FAIR VALUE MEASUREMENTS

The Company follows ASC 820-10, “Fair Value Measurements and Disclosures” (ASC 820-10), which among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy has been established, which prioritizes the inputs used in measuring fair value as follows:

Pavana Power Corporation
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2011
(Amounts expressed in US Dollars)

● Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

● Level 2—Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

● Level 3—Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

At September 31, 2011, there were no financial instruments that require classification to Levels 1,2 or 3. The carrying values of loan from related party, accounts payable and accrued liabilities and loans from related party approximate their fair values due to the relatively short -term maturities of these financial instruments or due on demand.

10. CONTINGENT LIABILITIES

Pursuant to Note 5 under the Technology License, the Company has a contingent liability for royalties at the rate of 5% for all revenues derived from any and all sources of income caused by the exploitation of the acquired license technology and payable to Boreas Research Corporation.

11. SUBSEQUENT EVENT

On October 25, 2011, the Company filed an S-1 with the Securities Exchange Commission. The express intent of the Company is to transform into a publicly traded company, raise funding through a series of events and enter commercial operations through the use of their sole asset, the territorial license for the SWEG technology in the Republic of India.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to consummate a merger or business combination, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Description of Business

Business Development

Pavana Power Corporation (the “Registrant”) is a Nevada corporation that was organized on April 21, 2010, by its parent company, First National Energy Corporation ("First National"), a Nevada corporation, for the purpose of acquiring and continuing the business of its predecessor company, Pavana Power Associates Inc. (herein "Predecessor Company").  The Predecessor Company, Pavana Power Associates Inc., was organized under the laws of the State of Florida on November 3, 2009, acquired certain technology rights in the Republic of India under that certain Technology License Agreement, dated March 22, 2010, made by and between the Predecessor Company and Boreas Research Corporation, effected the stock split described below on March 24, 2010, conducted the private placement and sale of the restricted shares and warrants described below on March 31, 2010, and on April 22, 2010, entered into a Novation Agreement with the Company and the then stockholders of the Predecessor Company whereby (i) the technology license held by the Predecessor Company was assigned to the Registrant, with the consent of the licensor thereunder, (ii) the Registrant issued to the then stockholders of the Predecessor Company, ratably, a quantity of shares of common stock of the Registrant, equal to the number of issued and outstanding shares of common stock of the Predecessor Company held by such stockholders, and issued to the holder of the issued and outstanding warrants of the Predecessor Company an equal number of warrants, in like tenor, of the Registrant, (iii) the outstanding shares and warrants of the Predecessor Company were cancelled, and (iv) the business of the Predecessor Company was continued by the Registrant.

On March 22, 2010, our Predecessor Company effected a stock split of our outstanding common stock, increasing the number of outstanding shares of common stock from 100 to 99,665,228. On March 31, 2010, our Predecessor Company raised $100,000 of private capital by issuing 100,000 units at an offering price of $1.00 per unit, with each such unit consisting of one share of common stock and one warrant to purchase an additional share of common stock during the period from April 14, 2010 (the date of issuance of such warrants by our Predecessor Company) to April 14, 2011; none of the warrants issued in such private offering have been exercised, the time for doing so having expired.  No registration rights were granted to the purchaser of the units in the March 31, 2010 private placement transaction conducted by our Predecessor Company. Unless otherwise indicated, all share data in this periodic report give retroactive effect to this March 24, 2010 stock split (increasing the number of issued and outstanding shares of common stock of our Predecessor Company from 100 shares to 99,665,228 shares) and subsequent private sale on March 31, 2010 of 100,000 shares of common stock. The Registrant does not currently have any outstanding stock purchase warrants.

The consideration due from the Registrant to Boreas for the license is a cash payment of $600,000 ($60,000 of which was paid on November 8, 2010), and a future royalty equal to 5% of the Registrant’s “EBITDA” (earnings before interest, taxes, depreciation and amortization). The Registrant contemplates that it will in the future sublicense or contribute its rights and obligations under this technology license to a newly formed private limited company in India, which will be capitalized and administered by the joint venture partner. It is anticipated that the joint venture company will market bundled services for construction, maintenance and operation of “wind parks” in India employing non-polluting and renewable wind energy to generate electricity and to market and sell the electricity generated by these facilities to wholesale purchasers, with the supplemental wind energy generator (“SWEG”) systems comprising the Registrant’s sublicensed or assigned technology to be included in such service offerings. The Registrant has identified and is in the preliminary stages of negotiating a joint venture agreement with a prominent industrial company in India to carry out the foregoing joint venture enterprise.

We are currently a majority owned direct subsidiary of First National. First National has determined to spin off the Registrant by distributing all of our common stock held by First National to the shareholders of First National as a dividend. Immediately following completion of the spin-off, First National shareholders will own 99.9% of our outstanding shares of common stock and an unaffiliated private investor will own approximately .1% of our outstanding common stock, representing approximately 99.9% and .1%, respectively, of the voting power of our outstanding capital stock. After such distribution, we will operate as a publicly traded company independent from First National. A registration statement on Form S-1 covering the shares to be distributed by First National was filed by the Registrant with the Securities and Exchange Commission on October 25, 2010.

Business of Issuer

The Registrant plans to engage in business in the Republic of India in partnership with a joint venture partner with renewable energy operations, contacts and personnel, and holds an exclusive, territorial 25 year license for the Republic of India with Boreas Research Corporation ("Boreas”), a research company that has developed a technology that maximizes the energy productivity of existing wind turbines by capturing energy that flows through and underneath existing wind turbine systems. The Registrant is also evaluating other alternatives in order to improve the Registrant's financial condition, including merger and acquisition opportunities. There is no assurance that the Registrant will be successful in raising capital or closing any such merger or acquisition transactions.

Except as described above and as more particularly described in the Registrant’s accompanying interim financial statements, there have been no other material changes in the registrant’s financial condition from the end of the preceding fiscal year to the date of the interim balance sheet provided herein, nor have there been any other material changes in the registrant’s financial condition during the period ending on the date of the interim balance sheet provided herein and commencing on the corresponding interim date of the preceding fiscal year.

Critical Accounting Policies and Estimates

The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America. The amounts of assets, liabilities, revenues and expenses reported in the Company’s financial statements are affected by accounting policies, estimates and assumptions that are necessary to comply with generally accepted accounting principles. Estimates used in the financial statements are derived from prior experience, statistical analysis and professional judgments. Actual results may differ significantly from these estimates and assumptions.

The Company considers an estimate to be critical if it is material to the financial statements and it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate are reasonably likely to occur from period to period.

Recently Issued Accounting Pronouncements
See Note 1, Recently Issued Accounting Pronouncements, of the Notes to the accompanying interim financial statements, included in Item 1 of this report, for recently issued accounting pronouncements.

Plan of Operation

Since acquiring the technology license described above, management of the Registrant has expended significant time seeking sources of capital to implement its business plan, which is primarily designed to exploit the licensed technology throughout the territory of India for commercial gain. As described above, the Registrant is preparing for a separation from its parent company, First National Energy Corporation, and is also evaluating other alternatives in order to improve the Registrant's financial condition, including merger and acquisition opportunities. There is no assurance that the Registrant will be successful in raising capital or closing any such merger or acquisition transactions.

Results of Operations

Nine Months Ended September 30, 2011, compared to the Nine Months Ended September 30, 2010

Assets

Licensed technology assets, net of amortization, remained valued at a nominal $100 through the acquisition of an additional technology license more particularly described in Note 5 of the accompanying financial statements.

Revenues

The Company did not generate any operating revenues in the nine months ended September 30, 2011 or in the nine months ended September 30, 2010.

Costs and Expenses

2010	$230,561
2011	245,561
2012	245,561
2013	245,561
2014	245,561
$1,212,805

General and Administrative

General and administrative expenses increased to $3,000 during the nine months ended September 30, 2011, as compared to $ -0- during the comparable period in 2010. This increase was primarily due to a difference in the professional fees and filing fees incurred in the prior period in anticipation of the Company’s filing of their S1 registration statement.

Liquidity and Capital Resources

Cash and cash equivalents were $-0- at September 30, 2011, compared to $-0- at December 31, 2010. At this point in the Company’s evolvement, all cash is handled by the parent company and expenses are charged through intercompany accounts.

The Company is a development stage company and has not generated any operating revenues as of September 30, 2011. In addition, the Company will continue to incur net losses and cash flow deficiencies from operating activities for the foreseeable future.

Based on its cash flow projections, the Company will need additional financing to carry out its planned business activities and complete its plan of operations through December 31, 2012. At the Company’s present level of activities, the Company’s cash and cash equivalents are believed, at this time, to be insufficient to fund its operations during its current fiscal year. Accordingly, there is substantial doubt as to the Company’s ability to continue as a going concern by the end of its current fiscal year.

Much of the Company’s ability to raise additional capital or secure a strategic collaboration for the financing of its continued operations and product development will depend substantially on the successful outcome of its efforts to negotiate joint ventures with wind power industry participants, the results of which will not be available until June or July of 2012. Since the Company is unable to fund its operations through December 31, 2012, it is making every effort to secure capital commitments for funds at this time. The Company is also currently seeking to raise funds through corporate collaboration and sub-licensing arrangements in connection with its ongoing and long-term operations. The Company does not know whether additional financing will be available when needed or, if available, will be on acceptable or favorable terms to it or its stockholders.

The Company’s independent registered public accounting firm expressed substantial doubt about the Company’s ability to continue as a going concern in the audit report on the Company’s audited financial statements for the fiscal year ended December 31, 2010 included in the Registrant's registration statement on Form S-1.

Net cash used in operating activities was $-0- for the nine months ended September 30, 2011, as compared to ($-0-) during the comparable period in 2010.

The Company had no net cash used in or provided by financing activities during the nine months ended September 30, 2011 and 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. (NOT APPLICABLE)

ITEM 4. CONTROLS AND PROCEDURES.

As of September 30, 2011, the Registrant carried out an evaluation of the effectiveness of the Registrant’s disclosure controls and procedures (as defined by Rule 13a-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Registrant’s chief executive and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officer has concluded that the Registrant’s disclosure controls and procedures were not effective.

The Registrant also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the interim period ended September 30, 2011, there were no changes to this system of internal controls or in other factors that could significantly affect those controls.

PART II—OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS

The Registrant is not a party to any pending or threatened legal proceedings.

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Registrant has not sold any unregistered equity securities during the period covered by this report.

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters have been submitted to a vote of security holders during the period covered by this report.

ITEM 5.            OTHER INFORMATION.

The Board of Directors of the Registrant, with the consent of a majority of the Registrant's stockholders, has determined to effect a distribution of all of the outstanding shares of common stock of Pavana Power Corporation, a majority owned subsidiary of the Registrant, on a pro rata basis to holders of the Registrant's common stock on a record date to be determined in the future by the Registrant's Board of Directors.  The subsidiary has filed a registration statement with the SEC to register the subsidiary shares to be distributed by the Registrant, but such registration statement is not yet effective. We expect that the subsidiary share distribution will be tax-free to the Registrant's shareholders for U.S. federal income tax purposes.

ITEM 6.            EXHIBITS.

Exhibit No.	Document
31.1*	Sect. 302 Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Sect. 302 Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Sect. 906 Certification Statement of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2*	Sect. 906 Certification Statement of the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAVANA POWER CORPORATION

Dated: November 15, 2011	By:	/s/ Greg Sheller
Greg Sheller, Chief Executive Officer